Form 10-K
period 2002-12-31
HFC REVOLVING CORP HOUSEHOLD HOME EQUITY LOAN TRUST 2002-2
filed 2003-03-31
CIK 1175930

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______


                        Commission File No. 333-84268-01


                     HOUSEHOLD HOME EQUITY LOAN TRUST 2002-2
                  --------------------------------------------
                    (Exact name of Registrant as specified in
                  Department Of the Treasury, Internal Revenue
                               Service Form SS-4)

                          HOUSEHOLD FINANCE CORPORATION
                  --------------------------------------------
                             (Servicer of the Trust)
                 (Exact name as specified in Servicer's charter)


               DELAWARE                                 Not Applicable
     ----------------------------              -------------------------------
     (State or other jurisdiction              (I.R.S. Employer Identification
     of incorporation of Servicer)                  Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS             60070
------------------------------------------------------------------
(Address of principal executive offices of Servicer)    (Zip Code)

Servicer's telephone number, including area code  (847) 564-5000
                                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

Registrant has no voting or non-voting class common equity outstanding as of the date of this report.

                                INTRODUCTORY NOTE
                                -----------------

HFC Revolving Corporation, as depositor (the "Depositor"), established the Household Home Equity Loan Trust 2002-2 (the "Registrant" or the "Trust") pursuant to an Amended and Restated Trust Agreement dated as of June 20, 2002, by and among the Depositor, Household Finance Corporation, The Bank of New York, as Owner Trustee, Bank One, National Association, as Co-Trustee, and The Bank of New York (Delaware), as Delaware Trustee, to issue the Closed-End Home Equity Loan Asset Backed Notes, Series 2002-2 (the "Notes"). The Notes were issued pursuant to an Indenture dated as of June 20, 2002 between the Trust and Bank One, National Association, as Indenture Trustee (the "Indenture Trustee") and a Sale and Servicing Agreement (the "Agreement") dated as of June 20, 2002, by and among the Depositor, the Trust, Household Finance Corporation, as Master Servicer (the "Master Servicer") and the Indenture Trustee.

The Notes consist of one class of notes, the "Class A Notes." This Form 10-K has been prepared with reduced disclosure in accordance with past exemptions from reporting requirements granted by the Securities and Exchange Commission (the "Commission") under Section 13 of the Securities Exchange Act of 1934 (the "Act") received by the Master Servicer for trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been specifically omitted in reliance on such prior exemptions.


                                     PART I

Item 1.  Business.
         --------

Not Applicable.

Item 2.  Properties.
         ----------

Not Applicable.

Item 3.  Legal Proceedings.
         -----------------

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Master Servicer with respect to the Notes or the Registrant's property.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2002.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

To the best knowledge of the Master Servicer, there is no established public trading market for the Notes. As of March 25, 2003, there were less than 300 holders of record of the Notes.

Item 6.  Selected Financial Data.
         -----------------------

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------

None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

Not Applicable.

Item 11. Executive Compensation.
         ----------------------

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Notes; (ii) the principal amount of Notes owned by each, if known, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount of the Class A Notes. The information set forth in the table is based upon information obtained by the Master Servicer from the Indenture Trustee and from The Depository Trust Company as of March 25, 2003. The

Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.


                                                             Amount Owned
                                                             ------------
                                                         All dollar amounts are
                                                         ----------------------
                                                             in thousands
                                                             ------------

Name and Address                                          Principal      Percent
----------------                                          ---------      -------

Class A Noteholders
-------------------

JP Morgan Chase Bank                                       $298,806       23.15%
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254

State Street Bank and Trust Company                        $220,515       17.09%
Global Corporate Action Unit JAB 5NW
1776 Heritage Drive
No. Quincy, MA 02171

The Bank of New York                                       $201,826       15.64%
One Wall Street
New York, NY 10286

Boston Safe Deposit and Trust Company                      $ 70,380        5.45%
c/o Mellon Trust
525 William Penn Place, Ste. 3148
Pittsburgh, PA 15259

Deutsche Bank Trust Company Americas                       $166,016       12.86%
648 Grassmere Park Rd
Nashville, TN 37211

Merrill Lynch, Pierce Fenner & Smith Safekeeping           $125,000        9.69%
4 Corporate Place
Piscataway, NJ 08854

US Bank N.A./Safekeeping West                              $ 75,000        5.81%
First Trust Center SPFT 0913
180 E. 5th St., 9th Fl
St. Paul, MN 55101

Wells Fargo Bank Minnesota, N.A                            $ 66,500        5.15%
c/o ADP Proxy Services
Edgewood, NY 11717

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

None or Not Applicable.

Item 14. Controls and Procedures
         -----------------------

Not Applicable.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

(a)      List the following documents filed as a part of the report:

(1)      Financial Statements

Not Applicable.

(2)      Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2002, and Independent Public Accountants are required to prepare an annual servicing report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2002 :

          Date of Reports                     Items Covered
          ---------------                     -------------

         September 20, 2002     Item 7. Statement to Noteholders with respect
         October 20, 2002       to distributions made on September 20, 2002,
         November 20, 2002      October 21, 2002 and November 20, 2002.

(c)

Exhibit 99(a) Copy of Annual Statement to Noteholders for the year ended December 31, 2002.

Exhibit 99(b)  Copy of Independent Accountants' Report dated February 28, 2003.

Exhibit 99(c)  Copy of Annual Statement as to Compliance dated March 31, 2003.

(d)      Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Home Equity Loan Trust 2002-2 by the undersigned, thereunto duly authorized.

                                  HOUSEHOLD FINANCE CORPORATION, as Master
                                  Servicer of and on behalf of the HOUSEHOLD
                                  HOME EQUITY LOAN TRUST 2002-2
                                  -----------------------------
                                  (Registrant)

                                  By: /s/ Steven H. Smith
                                      ------------------------------------------
                                      Steven H. Smith
                                      Assistant Treasurer
Dated:  March 31, 2003

                                  Certification

I, Steven H. Smith, certify that:

    1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Household Home Equity Loan Trust 2002-2;

    2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

    3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;

    4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

    5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Bank One, National Association and The Depository Trust Company.

Date:  March 31, 2003


         /s/ Steven H. Smith
         --------------------------------
         Steven H. Smith
         Assistant Treasurer

                                  Exhibit Index
                                  -------------

Exhibit No.       Exhibit
-----------       -------

Exhibit 99(a) Copy of Annual Statement to Noteholders for the year ended December 31, 2002.

Exhibit 99(b)     Copy of Independent Accountants' Report dated February 28,
                  2003.

Exhibit 99(c)     Copy of Annual Statement as to Compliance dated March 31,
                  2003.